Form 10-K
period 2009-10-31
Spence-Lingo & Company, Ltd
filed 2010-01-08
CIK 1437765

OMB APPROVAL
OMB Number: 3235 0063
Expires: April 30, 2012
Estimated average burden hours per response. . . . . .2,100.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

For the fiscal year ended October 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001 34107

SPENCE - LINGO & COMPANY LTD.

(Exact name of Registrant as specified in its charter)

Georgia State or other jurisdiction of incorporation or organization	02 0808637 (I.R.S. Employer Identification No.)
656 Bellemeade Avenue Suite A Atlanta, GA (Address of principal executive offices)	30318 (Zip Code)
Registrant’s telephone number, including area code	770 369 1889
Securities registered pursuant to Section 12(b) of the Act :
Title of each class Common Share Class A	Name of each exchange on which registered Over the counter Bulletin Board (OTCBB)
Securities registered pursuant to section 12(g) of the Act None This registration statement does not include exemptions
(Title of class) (Title of class)
Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X
Note Checking the box above will not relieve any Registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes No X
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K N/A

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b2 of the Exchange Act
Larger accelerated filer No Non accelerated filer No	Accelerated filer No Smaller reporting Company X
Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b2 of the Act). Yes No X

State the aggregate market value of the voting and nonvoting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.
This Registrant is majority owned by affiliate FreedomTree Mutual Funds and Asset Management, LLC and therefore, pursuant to this Form 10-K item, disclosure of market value of outstanding voting stock is superfluous.
Title of Share Common Share Class A	Total Authorized 1,000,000,000 billion	Amount to be Registered and Issued 18,000,000 million	Total Shares Issued & Outstanding 16,800,000 million
Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANT INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No X
(APPLICABLE ONLY TO CORPORATE REGISTRANT)
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
October 31, 2009 Common Share Class A: 16, 800,000 million outstanding $0.000001 par value
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
1. Georgia Life/Health Concepts (9th ed.). (2001).Indianapolis, IN:Bisys Education Services.	Part I
2. Swiss Re, sigma. (2009). World insurance in 2008 life premiums fall in the industrialized countries	Part I
strong growth in the emerging markets Statistical appendix (No 3/2009). [Brochure data update]. Zurich, Switzerland: Schweizerische RuckversicherungsGesellschaft AG

3. Miller, J., Prosser, K., & Burak, M. (Eds.). (2000). Passtrak Series 7 General Securities	Part I
Representatives (11th ed.). United States of America.

4. Overview and History of the OTCBB. (n.d.) Retrieved November 21, 2009.	Part II
from http://www.otcbb.com/aboutOTCBB/overview.stm#2a bouthistory

5. Kimmel, P.D., Weygandt, J.J., & Kieso, D. (2007). Financial Accounting: Tools for business	Part II
Decision Marking (4th ed.) . New Jersey: John Wiley & Sons, Inc.

6. BigChart.com. (2009). Nasdaq OTC Index Other Financial OFIN, December 1, 2009 [Chart].	Part II
Available from MarketWatch.com Web site, http://www.marketwatch.com

7. BigChart.com. (2009). Nasdaq OTC Index Insurance INSR, December 1, 2009	Part II
 [Chart]. Available from MarketWatch.com Web site, http://www.marketwatch.com

8. BigChart.com. (2009). eHealth Inc NASDAQ GM: EHTH, December 1, 2009	Part II
[Chart]. Available from MarketWatch.com Web site, http://www.marketwatch.com

9. BigChart.com. (2009). Donegal Group Inc NASDAQ GM: DGIC.A, December 1, 2009	Part II
[Chart]. Available from MarketWatch.com Web site, http://www.marketwatch.com

10. Financial crisis of 20072009. (n.d.) . Retrieved December 4, 2009, from	Part II
http://en.wikipedia.org/wiki/crash_of_2008

11. Graph Summary, 2009. [Area Chart]. Retrieved from Statcounter Web site,	Part II
http://www.statcounter.com

12. Berkshire Hathaway, Inc. (2009, March 2). Form 10K Annual Report Pursuant to	Part II
Section 13 or 15(d) of the Securities Exchange Act of 1934. Retrieved December 7, 2009, from http://sec.gov/Archives/edgar/data/106

14. (2006). Peachtree Complete Accounting (2007) [Computer Software].Irvine, California:	Part II
Sage Software SB, Inc.

15. (2001). Microsoft Excel (10.6850.6845) [Computer Software].	Part II
Redmond California: Microsoft Corporation.

16. (2009). Bluebeam PDF Revu (Version 7.2.1) [ Computer Software]. Pasadena, California:	See embedded graphics
Bluebeam Software, Inc.

Part I

Item 1. 229.101 (Item 101) Description of business.

An overview of the general development of business is provided pursuant to Title 17 229.101(a)(1): Spence-Lingo & Company, Ltd ("The Firm", "Spence-Lingo", "the Company", "this Registrant") was incorporated on June 1, 2007 under the laws of the State of Georgia. The Firm regularly conducts business as "The FreedomTree Financial Group", "FreedomTree Financial, The Agency", "FreedomTree Stock Transfer & Clearing" and "FreedomTree Lending". Since the initial filing, The Firm's fiscal year start and end dates were shifted. The fiscal year will close annually October 31.

This offering is a certificated issue, and stockholders are encouraged to apply their signature to each stock certificate upon receipt.

Members of the public are able to read and copy any materials filed at the Securities and Exchange Commission's "the Commission" Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Members of the public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with Commission located at http://www.sec.gov.

Quarter 1 (Q1) November 1 January 31
Quarter 2 (Q2) February 1 April 30
Quarter 3 (Q3) May 1 - July 31
Quarter 4 (Q4) August 1 October 31

(2) This Registrant -

(i) is not filing a registration statement on Form S1 or on Form 10
(ii is subject to the reporting requirements of section 13(a) and 15(d) of the Exchange Act of 1934
(iii) and has received revenue from operations during each of the three fiscal years immediately before this filing.

FreedomTree Financial, The Agency

The primary business of the Firm acts as an independent insurance agency, offering annuities, life insurance, long term care insurance, disability income insurance and health insurance to individuals, small businesses and institutions. As a member of the American Agency system[1], Spence-Lingo offers insurance products to more than 7 major insurance companies. The American Agency system is composed of independent and exclusive agencies who contract and employ agents to distribute products offered by a multitude of carriers.

The worldwide insurance industry reported 2008 premiums of 4.218 Trillion USD2, and we are excited to about the prospects for the new fiscal year.

FreedomTree Stock Transfer & Clearing

Since the Firm's initial Form 10 12B registration in the Summer of 2008, FreedomTree Tree Stock Transfer, an in house segment of The Firm, was granted registration by the the Commission. Spence-Lingo & Company, Ltd doing business as FreedomTree Stock Transfer completed FORM TA1 submission in July of 2008. As the sole stock transfer agent, FreedomTree Stock Transfer is charged with maintaining shareholder records for the the Firm's entire 18 Million Common Share issue as well as administrating cash dividends, stock dividends and stock splits.

Stockholders' name, broker dealer, address and other pertinent details are cataloged on site at Company headquarters in Atlanta, Georgia. FreedomTree Stock Transfer, a recognized State of Georgia Third Party Administrator, operates in accordance to written internal risk management procedures which work to ensure client data is not corrupted, and shareholder information remains intact.

FreedomTree Clearing, the internal securities reconciliation agent, directs the post trade functions of affiliate and control entity FreedomTree Mutual Funds and Asset Management, LLC, a Registered Investment Advisor ("FreedomTree Asset Management" "FAM") (SEE Item 5). Freedom Tree Asset Management is lead underwriter for The Firm's Common Share Class A issue and is seeking registration effectiveness status for its broker /dealer transactions.

In addition to this common share issue, FAM will underwrite and distribute FreedomTree Mutual Fund's family of funds to individual investors beginning January 1, 2011, and we encourage industry professionals and institutions to contact us toll free at 877 369 1889 to arrange partnership

FreedomTree Lending is the newest segment of the FreedomTree Financial Group. Spence-Lingo has engaged the services of several ancillary loan brokers to offer debt infusions which are collateralized by the debtor's debit and/or credit card receipts or equipment.

____________________________________________________________________________________

Item 1A. 229.503(c) (Item 503) Prospectus summary, risk factors, and ratio of earnings to fixed charges.

As is required pursuant to Title 17 229.503(c) , provided here are the risk factors involved in this issue, Spence-Lingo & Company, Ltd, Common Share Class A

Capital Risk Purchasers of this offering should be mindful of the rewards of long term investment attitudes[3]. Traders in the over the counter arena should be prepared to trade in thin markets where 1) buyers are limited and/or 2) where buyers may seek to purchase and sell at prices lower than your purchase price or the last quoted market price. Please know that Spence-Lingo and the specialized apparatus that supports the supply and delivery of its common share is committed to enduring market performance.

Timing Risk Investors seeking a marked return should study their positions before selling. The alternative is selling at an unfortunate moment and realizing less returns than other investors on the street.

Reinvestment Risk Considering the prospect of future dividends, selling shares in order to reinvest proceeds in another company's issue may possibly net lower returns than what were previously realized while holding shares of this Registrant.

Market Risk The peaks and troughs of share prices are sometimes unrelated to a corporation's internal operational performance. Prospective shareholders of this issue should understand the immense powers that large institutional dealers and brokers have on blocks of securities which they may possibly sale at prices lower than even their own acquisition costs or in clearer terms, selling losses to reduce income tax liabilities.

Liquidity risk This equity offering is generally marketable, although certain aspects of other securities such as dividend and interest history may make this offering less attractive to your potential buyers.

Presented here pursuant to Title 17 229.503(c)(3) A statement of Financial Position
Graphic 1. Balance Sheet for Fiscal Year Ending October 31, 2009

ASSETS		
CURRENT ASSETS		
BANK DEPOSITS	$127.72	
TOTAL CURRENT ASSETS		$127.72
PROPERTY AND EQUIPMENT		
DELL20071407-D520 CONTRA ASSET	-$207.60	
FREEDOMTREEFINANCIAL.COM	$2,000,000.00	
DELL20071407-D520	$536.99	
HIGH SPEED USB 2.0 PORTABLE	$3.99	
HANNS-G LCD 17"	$114.79	
150-20081208-800695 CONTRA	-$9.99	
150-20081208-800695	$49.99	
FURNITURE AND FIXTURES	$10.99	
COLLECTABLES	$21.55	
44444-4-4	$38.69	
TOTAL PROPERTY AND EQUIPMENT		$2,000,559.40
TOTAL ASSETS		$2,000,687.12
LIABILITIES AND CAPITAL		
CURRENT LIABILITIES		
ACCOUNTS PAYABLE	$176.00	
CURRENT LIABILITIES	$155.00	
TOTAL CURRENT LIABILITIES		$331.00
LONG-TERM LIABILITIES		
HSBC SECURED CREDIT/SAVINGS	-$100.00	
TOTAL LONG-TERM LIABILITIES		-$100.00
TOTAL LIABILITIES		$231.00
CAPITAL		
COMM 18M @ PAR .000001	$16.80	
PAID-IN CAP. IN EXCESS OF PAR	$86.90	
RETAINED EARNINGS	-$1,766.95	
OWNER'S EQUITY	$2,004,207.63	
NET INCOME	-$2,088.26	
TOTAL CAPITAL		$2,000,456.12
TOTAL LIABILITIES & CAPITAL		$2,000,687.12

EXTERNAL - AUDITED FINANCIAL STATEMENT

Graphic 2. Statement of Retained Earnings for Fiscal Year Ending October 31, 2009

____________________________________________________________________________________
Table of Content
Item 1B. Unresolved Staff Comments.

On June 27, 2008 the Commission made mention of several deficiencies of the original June 23, 2008 filing (TEXT). The Commission noted in item 1) of that letter that the 10 12B filling was unnecessary because the Over the Counter Bulletin Board ("OTC BB") is not a national exchange and does not carry Form 10 filing requirements. Item 1) of the letter also pointed out that the June 23, 2008 filing indicated 12(g) exempt issues. In Item 2) the Commission indicated that the June 23 filing did not contain audited financial statements as is required by Item 13 of Form 10 General form for registration of securities pursuant to Section 12(b) or (g). Item 3) asked that a revision be made in order to disclose more detailed information regarding the Firm's business segments, products, revenue and anticipated development. Item 4) requested that the signature page conform to Form 10. The Commission asked that a substantive amendment be submitted to correct the registration statement.

On August 4, 2008 the Commission made another series of responses to the June 23, 2008 filling. This letter, once again, stated that the Firm should seek 12G registration status instead of 12B

The Firm transmitted another filing on July 22, 2008 (HTML). In response to the Commission's June 27, 2008 letter's item 3) and 4), the July 22, 2008 filing included more substantive descriptions of Company products and also included a correctly formatted signature clause. Also, Company chief executive Jermaine E. Spence prepared a letter dated September 4, 2008 which responded to the Commission's June 27, 2008 letter item 1) and 2). In that letter Mr. Spence asserted that, in response to item 1), OTCBB issues require Commission registration and periodic federal oversight however the Pink Sheets do not. In response to item 2) Mr. Spence called to attention the Firm's book value which is below the book value requirement for a 12G filing, illustrating that the Firm does not seek 12G registration status.

In regards to the Commission's June 27 letter item 2), the financial statement presented in the June 23 filing's Item 13 229.302 (Item 302) (c) was entered although it is not required that this Registrant at the time of the June 23 or July 22 filing present financial information for Form 10 ITEM 13 nor is it required for that financial information to be audited because Spence-Lingo is defined as a smaller reporting company as is defined by Title 17 229.10(f)(1).

Furthermore, as is laid forth, in Title 17 229.10(f)(2) Determination: Spence-Lingo remained a smaller reporting Company for the period immediately following June 23, 2008 and for fiscal year starting November 1, 2008 and ending October 31, 2009.

____________________________________________________________________________________

Item 2. 229.102 (Item 102) Description of property.
The Firm's principal physical address is a rented unit located at 656 Bellemeade Avenue Suite A Atlanta, GA 30318. The grounds are secured, and there are no incidents of theft involving the Firm's unit since occupancy began in August 2004. All segments of the Firm are housed at this Atlanta location.

All written correspondence should be directed to POST OFFICE BOX 4421 Atlanta, Georgia 30302-4421
____________________________________________________________________________________

Item 3. 229.103 (Item 10) Legal Proceedings.
(a) There are no pending proceedings involving the Firm, including ordinary routine litigation incidental to the business, to which this Registrant or any of its subsidiaries are a part or of which any of their property is the subject.
(b) There is no reportable information relating to terminated litigation involving the Firm.

____________________________________________________________________________________

Item 4. Submission of Matters to a Vote of Security Holders.
There are no reportable disclosures relating to:
(a) meetings, either annual or special purpose
(b) meetings involving the election of directors
(c) shareholders voting for a balloted Company matter at a meeting or voting conducted in a manner other than at a meeting
(d) settlements between this Registrant and any other participant

____________________________________________________________________________________
Part II

Item 5. 229.201 (Item 201) Market price of and dividends on the Registrant's common equity and related stockholder matters.

(a) Market Information

(1)(i) The principal United States market for this securities will be the OTCBB. As an automatic electronic quotation system, the OTCBB helps to maintain a reliable distribution of truthful last sale and quotation information. According to the systems web page more than 3,300 securities trade by way of 230 participating market makers[4] .

The Common Share Class A offering began as a Regulation D Private Placement in May of 2008. Regulation D equity transactions are not subject to Commission oversight and do not follow registered equity settlement settlement procedures. This common share offering is also available via share purchase agreements. Please inquire at toll free 877 369 1889. Detailed below is information relating to share price history as well as relevant majority ownership information. The Private Placement and Red Herring[3] offering help to move 16.8 million shares outstanding leaving 1.2 million un issued. Although there was no increase or decrease in trading price, share price will be $14.00 per share on the effective date of this registration statement.

A report of price history pursuant to section Title 17 229.201(a) (1)(i) is unavailable because:

(ii) these shares are not quoted on a national exchange, (iii) high and low ask, bid and sale prices were not posted to an automated quotation system.

Price history below includes pricing during the Regulation D and Red Herring periods.

		Fiscal Year 2008, ending October 2008		Fiscal Year, ending October 2009
	High	Low	High	Low
Q3	$0.00000617284	$0.00000617284
Q4	$0.00000617284	$0.00000617284
Q1			$0.00000617284	$0.00000617284
Q2			$0.00000617284	$0.00000617284
Q3			$0.00000617284	$0.00000617284
Q4			$0.00000617284	$0.00000617284

(iv) this filing does not contain shares of a foreign Registrant. In addition, pursuant to section Title 17 229.201 (v) pricing information for this Form 10K is not being provided as a statement under the Securities and Exchange Act of 1933 or for registration of an acquisition, reorganization or business combination.

Pursuant to Title 17 Section 229.201(a) (2) information contained in this section and the preceding section (a)(1) relating to this Class A Common Share offering

(i) is not subject to outstanding options or warrants to purchase, or securities convertible into, common equity of this registration;
(ii) can not be sold pursuant to Title 17 230.144
(iii) is not being, or was publicly proposed to be, publicly offered by the Registrant. All disclosures in this section and the proceeding section (a)(1) are concerning securities which are "live" in nature and where a sale was executed.

(b) Holders (1) Below is listed the approximate number of holders of each class of common equity of the Registrant

Title of Class of Common	Number of Holders
A	3

(2) The information presented in 229.201 section (b)(1) is not presented being presented due to proxy statements, an acquisition, business combination, merger, or other reorganization.
However, with respect to the Securities and Exchange Act Section 13(d)(3) information is reported below concerning the beneficial ownership of more than 5 percent of Class A. Information below includes (i) any person or group that is termed as a beneficial owner and their proportionate change in ownership not due to the acquisitions, business combination or other reorganization.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Share Class A	FreedomTree Mutual Funds and Asset Management LLC P.O. Box 4421 Atlanta,GA 30302	16,200,000	90% pending secondary issue of 5.4 million shares resulting in 60-70% ownership
Common Share Class A	人81 Black Men of America & The Missionaries 656 Bellemeade Avenue Suite A Atlanta,GA 30318	600,000 (3.333%)	___ (3.333% <5%) Trading securities [5] therefore not beneficially owned.

There is no relevant disclose of information related to ownership by (ii) any director or nominee or (iii) a group of directors and officers in partnership. There are no present commitments to such person with respect to Common Share Class A.
(c) Dividends.
(1) There were no dividends declared on any class of Common Share
(2) This Registrant Spence-Lingo & Company, Ltd intends to pay cash dividends in impending periods. The graph below displays the Firm's dividend schedule. Post quarterly announcements will be made by way of the Commission's EDGAR filing system as to the existence or amount of dividend payments.

	Quarter End Date	Dividend Payment
Q1	January 31	February 15
Q2	April 30	May 15
Q3	July 31	August 15
Q4	October 31	November 15

(d) 1 There are no equity compensation plans in use for this Registrant.

Equity Compensation Plan Information
Plan category	(2)(i) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2)(ii) Weighted-average exercise price of outstanding options, warrants and rights	(2)(iii) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
(1)(i) Equity compensation plans approved by security holders	0	0	0
(1)(ii) Equity compensation plans not approved by security holders	0	0	0
(3) There is no reportable disclosure for equity compensation plans which were executed without the approval of security holders for this Registrant in use at the close of the most recent fiscal year.

(e) Performance graph (1) relating to the yearly percentage change in this Registrant's cumulative total shareholder return is not available as there were no change in share price nor were their cash or stock dividends paid.
Information provided below is provided pursuant to Title 17 229.201(e)(i-ii[A-C]) except that the illustrations does not contain calculations involving reinvestment of dividends.
(i)  SEE displayed below: The cumulative total return of a broad equity market index assuming reinvestment of dividends, that includes companies whose equity securities are traded on the same exchange or are of comparable market capitalization;

The adjacent graph is of the Nasdaq OTC Index - Other Financial OFIN[6] Closing Price - 12/1/2009 3,552.19 Prior year Closing Price  -  2,401.11 $ +/- +1,151.08% +47.935%

(ii) SEE displayed below: The cumulative total returns, assuming reinvestment of dividends, of: (A) A published industry or line-of-business index

The adjacent graph is of the Nasdaq OTC Index - Insurance INSR[7] Closing Price - 12/01/2009 - 3,509 Prior year Closing Price  - 2,980.86 $ +/-  + 528.14%+17.717%

(B) SEE displayed below: Peer issuer(s) selected in good faith.

The adjacent graph is of the Nasdaq OTC eHealth EHTH[8] Closing Price - 12/01/2009 13.37 Prior year Closing Price  - 9.72 $ +/-   + 3.65% + 37.55%

(C) SEE displayed below: Issuer(s) with similar market capitalization(s), but only if the Registrant does not use a published industry or line-of-business index and does not believe it can reasonably identify a peer group. If the Registrant uses this alternative, the graph shall be accompanied by a statement of the reasons for this selection. Graph is presented although a preceding chart industry representations was made.
The adjacent graph is of the Nasdaq OTC Donegal Group Inc DGIC[9] Closing Price - 12/01/2009 14.63 Prior year Closing Price - 12/01/2008 12.42 $ +/- +2.21% + 17.7948%
229.701 (Item 701) Recent sales of unregistered securities; use of proceeds from registered securities.
Furnished below is a table displaying pertinent information regarding sales of unregistered securities of this Registrant during Fiscal year from November 1, 2008 to October 31, 2009. For purposes of this section 'unregistered' shall mean Red Herring transactions
(a)	Date	Title	Amount of Securities
Securities sold	October 16, 2009	Common Share Class A	16,200,000
(b)	Name of Underwriter	Buyer
Underwriters and other Purchasers	FreedomTree Asset Management	FreedomTree Asset Management
(c)	Aggregate Offering Price	Discounts or commissions	Aggregate
Consideration	$0.00000617284	$0	$100.00
(d)
Basis for exemption	The preceding disclosures involve securities purchased under Securities Act of 1933 Section 4(3)(C) whereby the transactions qualifies for exemption because it involved the subscription of underwriter/dealer to the issuer
(e)
Terms of conversion or exercise	There are no transactions involving conversions or other purchases or sale of warrants or options.
(f)
Use of Proceeds	Disclosures relating to the use of proceeds from this unregistered transaction is superfluous because "proceeds" defined pursuant to Title 17 230.463 does not include consideration received from a member of the selling consortium or underwriter.
229.703 Purchases of equity securities by the issuer and affiliated purchasers furnished in Tabular format (a) and (b)(1) through (b)(4)
Period	(b)(1) (a) Total number of shares (or units) purchased	(b)(2) (b) Average price paid per share (or unit)	(b)(3) (c) Total number of shares purchased as part of a publicly announced plan or programs	(b)(4) (d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
Month #1 February 1 April 30, 2009	0	Not Applicable	Not Applicable	Not Applicable
Month #2 May 1 July 31, 2009	0	Not Applicable	Not Applicable	Not Applicable
Month #3 August 1 October 31, 2009	16,200,000	$0.00000617284	16,200,000	16,200,000

____________________________________________________________________________________

Item 6. 229.301 (Item 301) Selected Financial Data

This Registrant Spence-Lingo is a smaller reporting Company and is therefore not required to provide the information requested by Title 17 Item 229.301(a) fiscal data for the last five years or (b) additional fiscal years as is necessary to prevent misleading reports.

____________________________________________________________________________________

Item 7. 229.301 (Item 303) Management's discussion and analysis of financial condition and results of operations.

(a) Spence-Lingo is proud to disclose that it has no long term debt obligations such as revolving or non revolving credit lines. For the fiscal year starting November 1, 2008 through October 31, 2009 operational income was less than desired. We believe that income from operations will be negligible for fiscal year November 1, 2009 through Q2 ending April 30. Once the Commission grants an effectiveness order for the filing, trading will commence, resulting in additional proceeds for use in completing the Company's master plan.

(1) Liquidity: The FreedomTree Financial Group realizes the advantages of operating as a model financial services Company. The Company's operations largely consisted of the sale of external financial products and the collection of proprietary fees. Small business lending remained the most requested product as was the case during the preceding fiscal year. Cash flows for the fiscal year ending October 31, 2009 involved investments in equipment and long lived intangibles. Recurring expenses for the long term included fixed expenditures for world wide web site domain registration and hosting as well as annual renewal payments made to the State of Georgia to maintain the Firm's insurance agency and agent license and third party administrator registration exemption status as well as filing expenditures allotted to the Georgia Secretary of State. Regular and variable demands included telecommunication services for the toll free number, allowing incoming calls for the entire United States and cash outflows for the 24 hour and two way facsimile service.

Graphic 7. Statement of Cash Flows for Fiscal Year ending October 31, 2009

SPENCE-LINGO & COMPANY, LTD

The FreedomTree Financial Group of Companies

STATEMENT OF CASH FLOW

FOR FISCAL YEAR NOVEMBER 1, 2008 - OCTOBER 31, 2009

	Current Month	Year to Date
CASH FLOWS FROM OPERATING ACTIVITIES		
NET INCOME	-$2,088.26	-$2,088.26
ADJUSTMENTS TO RECONCILE NET		
INCOME TO NET CASH PROVIDED		
BY OPERATING ACTIVITIES		
ACCOUNTS PAYABLE	$176.00	$176.00
CURRENT LIABILITIES	$21.80	$21.80
HEALTH PREMIUMS PAYABLE	$74.54	$74.54
TOTAL ADJUSTMENTS	$272.34	$272.34
NET CASH PROVIDED BY OPERATIONS	-$1,815.92	-$1,815.92
CASH FLOWS FROM INVESTING ACTIVITIES		
USED FOR		
FREEDOMTREEFINANCIAL.COM	-$1,990,000.00	-$1,990,000.00
PROPERTY, PLANT AND EQUIPMENT	-$136.77	-$136.77
FURNITURE AND FIXTURES	-$10.99	-$10.99
COLLECTABLES	-$21.55	-$21.55
44444-4-4	-$38.69	-$38.69
NET CASH USED IN INVESTING	-$1,990,208.00	-$1,990,208.00
CASH FLOWS FROM FINANCING ACTIVITIES		
PROCEEDS FROM		
SECURED CREDIT/SAVINGS	$542.58	$542.58
COMM 18M @ PAR .000001	$1.20	$1.20
OWNER'S EQUITY	$1,991,793.73	$1,991,793.73
PAID-IN-CAP COMM 1.2M @ MV $14	$16,799,998.80	$16,799,998.80
USED FOR		
SECURED CREDIT/SAVINGS	-$442.58	-$442.58
COMM 18M @ PAR .000001	-$1.20	-$1.20
PAID-IN-CAP COMM 1.2M @ MV $14	-$16,799,998.80	-$16,799,998.80
NET CASH USED IN FINANCING	$1,991,893.73	$1,991,893.73
NET INCREASE <DECREASE> IN CASH	-$130.19	-$130.19
SUMMARY		
CASH BALANCE AT END OF PERIOD	$127.72	$127.72
CASH BALANCE AT BEG OF PERIOD	-$632.85	-$144.12
NET INCREASE <DECREASE> IN CASH	-$505.13	-$16.40

EXTERNAL - AUDITED FINANCIAL STATEMENT

(2) Capital resources: As apart of the Company's financing activities we will be purchasing income instruments to provide for the compensation of salaried and commission only sales representatives. This Common Share Class A offering is tantamount to the Company's financing activities. The resources of the completed OTCBB offering will be invested in plant infrastructure which will include the construction of The Firm's Georgia headquarters, acquisition of technological upgrades for Company inner office intranet and the onsite storage facility.

(i) Material commitments for capital expenditures: Per the Company's master plan, Spence-Lingo intends to construct a home office campus in Georgia. The proposed site will contain storage facilities for Company records and the physical custody of assets and parking decks for client visits. We will be employing 70 representatives at the Georgia sales site which will be more than 111,000 square feet. Each representative will receive a yearly expense allowance of $10,000 and will be contracted to produce 20,000 in commission receipts.

In 2012 expansion plans based on the Atlanta complex will include sales offices in San Francisco, California, Chicago, Illinois, Houston Texas and Boston, Massachusetts. We also intend to purchase real estate for use as marketing support offices in Albany, Georgia, Hawaii and Hampton, Roads Virginia.

(ii) The selling price of this Class A offering per common share is a pivotal aspect of gathering enough resources to complete the master plan. With 1.2 million shares available for purchase each share in the primary OTCBB market will sale at or above $14.00.

(3) Results of operations: Immediately following the market crash of 2008[10], management turned their focus to protecting the company's title to its assets through implementing stricter cash controls, designing failsafe systems for software and hardware systems and obtaining additional contracts with Baltimore Life Insurance Company, a Maryland insurance carrier.

The company is delighted to announce that it is continuing its selling agreement with Time Insurance Company, Assurant Health. With 2008 revenues of $8.601 billion Assurant Health underwrites and issues several varieties of insurance including group and individual health insurance. Spence-Lingo is able to offer Assurant's product suite to consumers with no additional markups than if sold directly from their regional offices.

The benefit to the consumer is that they gain access to a local, licensed agent who is a point of entry for not only insurance products but securities and investment retirement guidance as well. Spence-Lingo has executed selling agreements with the following insurance carriers:

  Allianz Life Insurance Company of North America
  Baltimore Life Insurance Company (THE)
  Berkshire Life Insurance Company of America
  Guardian Life Insurance Company of America
  ING USA Annuity and Life Insurance Company
  Pruco Life Insurance Company
  Time Insurance Company
  West Coast Life Insurance Company

The company chose not to renew its selling agreement with American International Group.

(i) As operational experience dictates prompt payment of commission proceeds from an insurance carrier in consideration of this agency's collection of premiums is a reliable qualifier for a long term business relationship. Thusly the industry and professional ratings of the carriers are important talking points through out the sales process. Spence-Lingo distributes insurance products primarily face to face although telesales are allowable.

At present Spence-Lingo does not offer in house insurance or annuity contracts. To mitigate possible risks to client assets the Firm is exploring the addition of an annuity company. The annuity company will offer a tax sheltered, guaranteed income savings medium to participants.

Secondly, the Company continues to invest resources into its advertising campaigns. With the use of several marketing and lead generation sources including FreedomTreeFinancial.com, local business directories and periodic promotions, targeted electronic and postal mail, Spence Lingo generated 2.95 new account inquiries via the web portal per day starting November 2008. Consumer response [11] peaked in May of 2009.

Graphic 8 [11] Unique Visits

(ii) Increases in sales and revenue will depend largely on the recruitment and retention of sales representatives. Preliminarily, in perhaps Q2, the company will see an increase in revenue due to investments in short term and long term fixed maturity instruments.
(iii) There were no material increases in net sales or revenues for this Registrant for fiscal year ending October 31, 2009.
(iv) Inflation and changing prices has had no impact on this Registrant's net sales or revenues.

Related expenses are disclosed in the diagram below and are arranged by amount in the order of greatest to least.

Spence-Lingo Expense Profile for fiscal year ending Nov 1 Oct 31, 2009
Rank	Expense	Amount
1	Bank Charges	$ 363.50
2	Stationary, printing, document services	$ 234.49
3	Toll Free telephone	$ 223.69
4	Interest Expense for secured card	$ 188.89
5	State of Georgia Insurance License Fee	$ 150.00
6	World Wide Web site registration, design and hosting	$ 137.76
7	Travel Expense	$ 130.91
8	State of Georgia corporation tax	$ 130.00
9	Meals and Entertainment	$ 119.76
10	Depreciation Expense	$ 113.79
Graphic 9.Income Statement

(4) Off balance sheet arrangements.(i) In October of 2008 just prior to the start of the 2008-2009 Fiscal Year, the Firm's management explored secured credit line solutions in order to establish credit ratings for the corporation. Secured credit accounts require a cash deposit made to the creditor which remain in custody with the creditor as collateral in the event of default. The credit limit or maximum is determined by the initial cash deposit and any other prepayments.
(A) As was put forth in the preceding section (a)(4)(i) off balance sheet activities were limited by type and magnitude and pertained to this secured credit card account. The balance due was less than five hundred ($500.00);
(B) In exploring financing options for the Company's operations, the management team sought to establish a lending profile without exposing the Company's good name to fraudulent activity. The secured credit card and balance limits were immaterial to the operation of the company, including expenses, investment activities in inventory and property, plant and equipment.
(C) The secured account produced a cash outflow of $188.89 which upon further analysis was composed mostly of interest expenses and bank penalties. At present the account is inactive and not available for use towards purchases. There are no events which are reasonably likely to produce further obligations or liabilities, including those of the contingent variety.
(D) The secured credit line arrangement is subject to the terms and conditions set forth by the creditor. Consequently the account was terminated in October 2009. There are no further reportable disclosures, demands, commitments, trends or uncertainties concerning this off balance sheet arrangement.

(5) Tabular disclosure of contractual obligations.

Contractual obligations	Payments due by period			35 years	More than 5 years
	Total	Less than 1 year	13 years
[Long Term Debt Obligations]	0
[Capital Lease Obligations]	0
[Operating Lease Obligations]	0
[Purchase Obligations]	0
[Other Long Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	0
Total	0
(b) Interim periods. This registration statement does not include financial statements containing interim periods. There are no reportable material details to be disclosed (1) concerning interim financial statements which illustrate changes in financial condition nor are there any reportable disclosures to be made (2) concerning interim financial statements and material changes in results of operations or causes thereto.

____________________________________________________________________________________

Item 7A. 229.305 (Item 305) Quantitative and Qualitative Disclosures About Market Risk.

Quantitative information about market risk. (1))(i)(A)(1) The Firm's asset mix does not contain trading securities. Undoubtedly securities held for trading or available for sale could potentially produce losses, and any changes relevant to this item will be disclosed in a timely manner. Therefore supplying hypothetical portfolio scenarios containing trading and non trading securities and pertinent risk assessments across multiple risk categories is, at this time, not required.

Information disclosed within this section is concerning this registration statement and the Company's Common Share Class A issue.

Background: The June 2008 initial filing was completed in order to introduce the Firm to prospective buyers. The Firm made use of several internal controls to complete this and other financial reports We find that utilizing internal controls [12]and periodic audits of cash and vendor ledgers help operations to occur in an efficient fashion.

Although there are many investment choices available to individual investors and institutions, choosing Spence-Lingo carries many risks as is previously outlined in Item 1A. 229.503(c). The figures in the chart below contain forward looking statements concerning the market performance of this Registrant's equity securities. The fiscal year returns displayed in this chart begins in the November following one year from the date of effectiveness granted by the Securities and Exchange Commission for this filing.

Title of Share	Coefficient Alpha	Coefficient B
Common Share Class A	1.02	.99

Purchasing securities of various maturities, investment rating, geography, instrument type and industry all work to mitigate risk. Optimally the Company hopes that the mechanisms that supports the distribution of its equity provides for a fluid trading atmosphere where there is a buyer for every willing seller.

____________________________________________________________________________________

Item 8. 229.302 (Item 302) Financial Statements and Supplementary Data

(a) Selected quarterly financial data. (1) Disclosure in this section is made for net sales, gross profit, income and Earnings per share data for all quarters in the two most recent fiscal years beginning November 1, 2007October 2008 and November 1, 2008 October 2009.

Graphic 10 Quarterly Earnings Statement for Fiscal Year Ending October 31, 2009

^ For values stated 'Not Applicable' this registrant had no outstanding shares On August 22, 2008, payment was received for 16,800,000 million shares. The weighted average of shares outstanding for May 1 July 31 was 3,974,194, due to the impeding August 22, 2008 payment. The August 1- October 31 2008 entry includes the entire 16,800,000 outstanding lot. However the alternative weighted average calculation for August 1 October 31 2008 included a denominator of 13,000,451.61 for the weighted average shares outstanding.

(2) This Registrant has not previously disclosed quarterly financial data or has it reported data which developed from a combination or merger.

(3) In November 2007 this Registrant experienced an extraordinary item involving the theft and destruction of several for business use vehicles. Estimates of losses to property and equipment, income and capitalization range from $80,000 to $120,000. Substratal discovery hearings point to the State of Georgia's National Guard, United States' Army, Marine and Atlanta City Police officers being the perpetrators; litigation is pending.

Due to this incident of vandalism, financial data for periods before November 1, 2007 are not included in calculations of per share data, retained earnings and other ratios presented in this Form 10-K filing. Moreover, as was stated in Item 1, the company was incorporated June 1, 2007, thusly revenue was not legally assigned to the corporation until October of 2008.

Additionally, special attention should be taken for Quarter 3 and 4 of 2008. The Earnings per Share figures include the shares purchased for beneficial ownership by lead underwriter FreedomTree Asset Management. There were no extraordinary items to report for Q3 or Q4 of 2008 or 2009.

(5) Information required of registrants filing pursuant to section 12(b) of the Securities and Exchange Act of 1934

(b) Information about oil and gas producing activities: This registrant is not engaged in oil and gas producing activities.

____________________________________________________________________________________

Item 9. 229.304 (Item 304(b)) Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)(1) For this Registrant's most recent fiscal years there is no reportable disclosure regarding

(i) the resignation, abdication or dismissal of any independent accountant.
(ii) accordingly there are no reportable discloses regarding adverse, qualified or modified opinions put forth by said accountant.
(iii) decisions to change accountants and the party from which the approval originated, including

(A) an audit committee
(B) Board of Directors

(iv) disagreements with former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure occurring during the two most recent fiscal years which concerned subject matter warranting report. There are no descriptions reportable for

(A) the details of such disagreement
(B) whether or not the Board of Directors or the Board of Directors, discussed the subject matter of each of such disagreements with the former accountant
(C) whether or not the former accountant is authorized by this Registrant to respond to successor accountant(s) concerning the subject matter of such disagreement and any limitation on that communication.

(v) Included below are disclosures relating to specific aspects of this Registrant operations and accountant opinion.

(A) There are no disclosures relating to accountant's adverse opinion of this Registrant's internal controls.
(B) There are no disclosures relating to accountant's refusal to accept financial statements prepared by Company management.
(C) (1) There are no disclosures relating to accountant's need to expand the scope of his or her audit which may

(i) produce material findings which alter the fairness or reliability of a previously issued audited report or the underlying financial statements.
(ii) cause the accountant to become unwilling to rely on management's representations or be associated with the registrant's financial statements;

(2) There are no disclosures relating to accountant's resignation (due to audit scope limitations or otherwise) which prevented said accountant from completing an expanded audit.

(D) (1) There are no disclosures relating to an accountant having presently advised the registrant that information has come to the accountant's attention that may materially influence the fairness or reliability of either

(i) a previously issued audit report or the underlying financial statements,
(ii) financial statements issued or to be issued covering the fiscal period(s) subsequent to an audit,

(2) There are no disclosures relating to outstanding matters made known by former accountants concerning material information which have an impact on the fairness or reliability of audited reports and underlying financial statements.

(2) There are no disclosures concerning new engagements with an independent accountant and this Registrant, new engagements with an accountant to audit a subsidiary of the registrant, disclosures relating to said accountant's reliance on principal accountant to audit this Registrant's financial statements or the date of such engagement.

(i) There are no reportable disclosures relating to a newly engaged accountant's written report or oral advice made for application to a specified transaction, either completed or proposed.
(ii) There are no reportable disclosures relating to a disagreement concerning this Registrant and a newly engaged accountant.

(A) There are no reportable disclosures relating to financial matters that were the subject of consultation between said newly engaged accountant and this Registrant;
(B) There are no reportable disclosures relating to the views of the newly engaged accountant as expressed in such written or oral consultation. There are no written disclosures to post as Exhibits.
(C) There are no reportable disclosures relating to the consultation of the former accountant on matters related to the newly engaged accountant's oral or written opinion.
(D) There are no reportable disclosures relating to requests made to the newly engaged accountant to review this disclosure Item 304(a) or requests made to the newly engaged accountant to prepare a letter addressed to the Commission.

____________________________________________________________________________________

Item 9A. 229.307 (Item 307) Controls and Procedures
In accordance to Title 17 Item 229.307 and 240.13a15(e), this Registrant's principal executive and principal financial officers conclude that the disclosure controls regarding this report were sufficient in providing for a timely submission of the Company's financial statements and germane disclosures.
Item 9A. 229.308T (Item 308T) Controls and Procedures
(a) Management's annual report on internal control over financial reporting: The following entries are made under Section 18 of the Securities and Exchange Act and Title 17 240.12a15(f)

(1) The Company's management team has responsibly established and maintained adequate internal controls over financial reporting for this Registrant and is reporting the information below to be filed pursuant to Section 18 of the Securities and Exchange Act.

  Reports prepared exclusively by the Chief executive officer, and at present, submitted by way of the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR). Correspondence sent to postal mail should be directed to the Company's post office box instead of the physical address in order to reduce the likelihood of theft.
  Accuracy - Financial statements are recorded and prepared with the use of PeachTree by Sage Accounting system [14], a nonproprietary software system which generates income statements, balance sheets and statement of cash flows which are useful for accounting for sizable, recurring and nonrecurring transactions to be entered individually, although information can be imported and entered without limits with the use of spreadsheets. [15]
  Written Procedural Applications - The Company mandates that data entry clerks enter customer contact and identification information into the accounting system individually, entering information taken from a hard copy application. Afterwards the account is logged manually and a sales invoice is generated for each policy and payor. The software program provides for manipulation such that user names have various access and use powers within the software (i.e. user name issued for a data clerk allows for setup of new customer information and generation of sales invoice while preventing that data clerk from processing payroll).
  Controlled Access - Solely the Chief Executive Officer of this Registrant is granted access to filing passcodes and the Commission's EDGAR filing system.
  Ethical Tangible/Intangible Asset Valuations Process -Purchase receipts for tangible assets are used for the basis of valuation and ownership determination.
  Periodic Company Credit Inquiry - The management of Spence-Lingo initiate quarterly credit inquiries with several major credit collection bureaus. As of the date of the report Spence-Lingo has no open revolving credit lines, mortgages or loan balances.
  Identification only Access - The Company has implemented several "lock box" procedures to avert unauthorized access to Company's postal mail, Company offices and the particulars of enforce selling agreements.

(2) The effectiveness of this Registrant's internal control over financial reporting is gauged in the accuracy of chart of account balances. The balances showing in the accounting software program are reconciled against bank statements, merchant receipts issued for purchases and credits and transaction logs.

  Daily Verification of Cash Balances - Displays effectiveness of the Company's data entry procedures.
  Random Inspection - The internal data entry team receive periodic random audits. Their electronic entries must match 95 percent of the written hard copy tickets for the period in question (i.e. day or month). If the minimum threshold is not met, data entry representatives are subject to termination of employment.

(3) The effectiveness of the registrant's internal control over financial reporting is 98 percent for the most recent fiscal period.

  Ending Period Verification of Cash Balances - Fiscal Year Ending October 31, 2009 100 percent compliance. The balance sheet and bank statements presented identical cash balances.
  Random Inspection 96 percent effective. Upon random audit of income statement and cash flow statement it was revealed that several transactions involving receivables and disbursements in amounts totaling less than $250 were entered in alternate periods which violated the matching principle of Generally Accepted Accounting Principles. No special notes were made on the financial statements presented in this registration statement because the error did not cause a surplus/overstatement or understatement of company book value.

(4) As is mandated by Title 17 Section 229.308(T) the following statement is made: This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered pubic accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's reports of this annual report.

(b) Changes in internal control over financial reporting. There are no reportable changes in the registrant's internal control over financial reporting instigated as is required in connection with the internal evaluation criteria required by paragraph (d) of Title 17 Item 240.13a.015.

____________________________________________________________________________________

Item 9B. Other Information.
Reported here in accordance to Item 9B and Form 8K is information which is required to be disclosed in a report on Form 8K during the fourth quarter of the year covered by this Form 10K. Information may be repeated in other items of this form.
Item 1.01 There are no reportable disclosures for material definitive agreements in which this Registrant has entered.
Item 1.02 There are no reportable disclosures for the termination of a material definitive agreement.
Item 1.03 There are no reportable disclosures involving the appointment of a receiver due to this Registrant's bankruptcy.
Item 2.01 There are no reportable disclosures relating to the acquisition or disposition of a significant amount of this Registrant's assets or those of an affiliate.
Item 2.02 There are no reportable disclosures relating to the public announcement or release of information concerning material nonpublic information regarding the Registrant's results of operations.
Item 2.03There are no reportable disclosures relating to direct financial obligations or an obligation under an off balance sheet arrangement.
Item 2.04 There are no reportable disclosures relating to triggering events which have accelerated or increased a direct financial obligation or an obligation under an off balance sheet arrangement.
Item 2.05 There are no reportable disclosures relating to costs associated with exit or disposal activities of long live assets.
Item 2.06 There are no reportable disclosures relating to material impairments in goodwill or any other acquired business segment.
Item 3.01 There are no reportable disclosures relating to this Registrant's receipt of a notice from the national securities exchange concerning that national securities exchange or national securities association stating that any class of this Registrant's securities does not satisfy a rule or standard for continued listing on the exchange or association or initiated procedures to delist or has delisted any class of this Registrant's securities.
Item 3.02 Disclosure relevant to this section concerning the unregistered sales of equity securities was disclosed in this document in Item 5 229.701 (Item 701). The October 2009 sales of unregistered securities occurred between the lead underwriter FreedomTree Asset Management and Company management, and therefore does not fit within the scope of "sale" to outside unaffiliated, unqualified parities.
Item 3.03 There are no reportable disclosures relating to modification of rights of security holders.
Item 4.01 There are no reportable disclosures relating to changes in this Registrant's certifying accountant.
Item 4.02 There are no reportable disclosures relating to previously issued financial statements being determined to be erroneous .
Item 5.01 There are no reportable disclosures relating to changes in control of this Registrant resulting from alterations in this Registrant's Board of Directors, a committee of the Board of Directors or authorized officer or officers of the registrant.
Item 5.02 There are no reportable disclosures relating to the departure of directors or certain officers or election of directors or appoint of certain officers or compensation thereto.
Item 5.03 Information supplied in this section is in regards to Amendments to Articles of Incorporation or Bylaws; change in fiscal year.

a) This Registrant filed an amendment to its State of Georgia Articles of Incorporation

  (1) with an effective date of July 10, 2008
  (2) concerning the authorization of an additional 999,000,000 million shares for a total authorized amount of 1,000,000,000.
(b) This Registrant reported a change in its Fiscal Year end date per this 10K filing. The Fiscal Year end date of August 31 originally reported in the initial June 23, 2008 Form 10 12B filing was updated to reflect October 31. This alteration did not require (1) the approval of security holders or (2) an amendment to its articles of incorporation or bylaws.

Item 5.04 There are no reportable disclosures relating to the temporary suspension of trading under registrant's employee benefit plans.
Item 5.05 There are no reportable disclosures relating to amendments to this Registrant's code of ethics, or waiver of a provision of the Code of Ethics.
Section 5.06 There are no reportable disclosures relating to a status change concerning this Registrant reporting itself to be a shell company or revisions thereto.
Section 6. There are no reportable disclosures concerning asset backed securities.
Item 6.01 There are no reportable disclosures concerning ABS informational and computational material.
Item 6.02 There are no reportable disclosures concerning change of service or trustee concerning Asset-backed Securities.
Item 6.03 There are no reportable disclosures concerning changes in credit enhancement or other external support types, including termination of contract.
Item 6.04 There are no reportable disclosures concerning this Registrant's failure to make a required distribution to holders of asset backed securities.
Item 6.05 There are no reportable disclosures concerning this Registrant reporting of material changes in pool characteristics which differ at issue from their statements made in the prospectus.
Item 7.01 Regulation FD Disclosure. In accordance to Title 17 243.100 243.103 this Registrant is reporting that there is no information which was not supplied [243.100] due to exclusionary provisions which would [243.102] indeed if not reported not violate anti fraud liability stipulations put forth in Rule 10b5 under the Securities Exchange Act or [243.103] indeed if not reported would render this non reported information has having no effect upon requirements put form in the Exchange Act regarding reporting status.
Item 8.01 There are no reportable disclosures concerning information not otherwise called for by this form.
Item 9.01 There are no reportable disclosures relating to financial statements which would display information concerning businesses acquired or pro forma financial information.
____________________________________________________________________________________

Part III

Item 10. 229.401 (Item 401) Directors, Executive Officers and Corporate Governance.
(a) Identification of Directors. As is required by Title 17 Item 229.401 listed immediately below are the names and ages of all directors of the registrant and all persons nominated or chosen to become directors. including positions and offices held and term in office

Presently the Board of Directors posts are vacant. As was put forth in this Registrant's June 23, 2008 and July 22, 2008 Form 10 12b filings, prospective Board of Director members' recruitment and retention will depend on:

Review of service history Optimally a candidates for a Board of Director positions should have five years of service history (1) with Spence-Lingo & Company or its affiliates and/or (2) five years of service in the financial services industry. Secondly all candidates for Board of Directors positions must possess a Master's degree.

Prior Sales Performance Candidates should be able to prove prior sales performance, especially current receivables figures. In regards to this attribute, the review process for new members of the Board of Directors of Spence-Lingo seeks to recruit members who have a sizable down line.

Diversified Roundtable Initiative - In order to maximize fluidity of this Company's equity issue, Spence-Lingo is seeking, both domestically and in the international community, Board of Directors members who are professionals in the following industries:

Mass Communication
Social Sciences and Behavioral Health
Education
Allied Health
Medicine
Banking

Candidates for Board of Director membership and prospective shareholders should have a measurable understanding of State of Georgia code O.C.G.A. Title 14 concerning shareholder rights, voting rights of common stock and stipulations which govern stock ownership for corporations having their situs in the State of Georgia, United States of America.

(b) Identification of executive officers . As is required by Title 17 Item 229.401, listed immediately below are the names and ages of all executive officers of the registrant and all persons nominated or chosen to become executive officers.
Name	Service Start Date	Term Length & Retention Stipulations	Age
Jermaine E. Spence	8/29/2006	Indefinite No special employment stipulations beyond sales performance and executive duties	28
Shonna C. Lingo	06/1/2007	Indefinite No Special employment stipulations beyond data entry	37
Delphine S. Lingo	06/1/2007	Indefinite No Special employment stipulations beyond administrative and sales support duties	56
(c) Identification of certain significant employees.

This Registrant does not currently employ persons who make or who are expected to make significant contributions to the business of this Registrant such as production managers, sales managers, or research scientists who are not executive officers.

(d) Family relationships.
Name		Relationship
Jermaine E. Spence	Shonna Lingo	Sibling
	Delphine Lingo	Mother

Shonna Lingo	Delphine Lingo	Mother
(e) Business Experience (1) Background Although this item requested that employment information be disclosed for each executive for a period of the prior five years along with executive's employment experience with this Registrant for a period of the prior five years, this Registrant has existed for three years

Mr. Spence is founder of Spence-Lingo Company, Ltd and affiliate and control entity FreedomTree Financial Mutual Funds and Asset Management, LLC. He has maintained employment with the Firm since August of 2006 when operations were conducted as a sole proprietorship. Mr. Spence earned a Bachelor of Arts degree from Georgia State University (2005) and is pursing a Master of Business Administration (2011). Financial industry licensure include:

  State of Georgia Insurance Life, Accident, Sickness and Health
  State of Georgia Insurance Variable products
  Financial Industry Regulatory Authority (FINRA) Series 6
  FINRA Series 63
  FINRA Series 66

Mr. Spence has maintained licensure in the financial services industry since 2005. Prior to his service with the Firm, Mr. Spence was employed at the companies listed below in order of recentcy:

  Financial Services Representative January 2006 July 2006 Metropolitan Life Insurance Company & MetLife Securities, Inc.
  MET & EXCEEDED first quarter sales quota of 7500 GDC, writing $30,000 GDC/placing $28,000, earning $1,600 weekly
  ARRANGED appointments and met clients in over 15 cities out the state of Georgia
  ACQUIRED knowledge regarding financial products such as long term care, Disability insurance, ordinary/variable life, mutual funds, fixed/variable annuities
  PROSPECTED daily via cold calling, servicing existing accounts, attending various luncheons, etc
  Intern/Agent September 2005 November 2005 New York Life Insurance Company - a 160 year old insurance company with more than $26 billion in sales in 2004
  FINANCED 100 percent of various business expenses related to travel, E&O insurance, business cards, stationary, etc
  SOLD company products news print and internet advertising
  DESIGNED group and individual retirement and benefit plan packages
  Telemarketer October 2002 - March 2004 Creative Energy of Atlanta - a unit of a corporate contractor specializing in $1000 or more roofing, siding, patio and window projects.
  PITCHED 150-200 prospective customers daily by method of cold calling and scheduled and confirmed appointments

Shonna Lingo is completing a Bachelor's degree in Business from Troy University, Alabama. (2011). For the previous 14 years she has maintained employment in allied health industries, starting at a regional hospital in South Georgia. Her duties here at the Firm include supervision of the data collection processors that image agent applications, entering all relevant information into the Company's customer relationship management software systems before initiating customer invoices. Ms. S. Lingo maintains con concurrent employment with this Firm along with her duties in the health professions.

Delephine Lingo assisted Lingo Exterminators with marketing of their line of pest extermination chemicals and services. Lingo Exterminators has operated for more than 35 years and is privately owned by the Lingo family. Duties include client contact entry and records recollections, postal mail retrieval functions and clerical support. Ms. D. Lingo is responsible for similar duties here at Spence-Lingo.

(2) Directorships. There are no other reportable disclosures relating to any director or executive of Spence-Lingo holding any other position with this Company having a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of Section 15(D) of such Act or this Company registered as an investment company under the Investment Company Act of 1940.

(f) Involvement in certain legal proceedings

There are no reportable disclosures arising from events occurring in the last five years regarding this Registrant and

(1) legal proceedings under the Federal bankruptcy laws or any state insolvency law
(2) its principal executives and/or related persons undergoing criminal proceedings or convictions.
(3) its principal executives and/or related persons being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated related to the following activities

(i) futures commission merchant, introduction broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, investment advisor, underwriter, broker or dealer in securities, director or employee of any investment company, banks, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity. This list is not all inclusive, see Title 17 229.401
(ii) Engaging in any type of business practice; or
(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity because of violation of Federal or State securities laws or Federal commodities laws;

(4) its principal executives and/or related persons being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated brought forth by a Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section.

(5) its principal executives and/or related persons found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has non been subsequently reversed, suspended, or vacated.

(6) its principal executives and/or related persons being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(g) Promoters and control persons.

(1) This Registrant is subject to the reporting requirements of section 13(a) of the Securities and Exchange Act of 1934, and there are no reportable disclosures to be made concerning promoters and control persons and their involvement in legal proceedings, either criminal or otherwise.

(2) There are no reportable disclosures to be made concerning control persons of this Registrant being the subject of any legal proceedings.

229.405 (Item 405) Compliance With section 16(a) of the Exchange Act.

(a) As is required by this item, Title 17 229.405 (a) this Registrant received notification via form Form 3 that 10 percent or more of its stock was beneficially owned by the parties below. The parties named below ARE NOT directors or officers of this Registrant, and the disclosure made below does not fit within Section 16(a) of the Securities Exchange Act of 1934 because the purchase of the stock in question was made in a dealer issuer transaction, which under Section 16(d) of the Securities Exchange Act of 1934, is exempt from Form 3, Form 4 and Form 5 registration requirements because the beneficially owned stock was acquired by a dealer in the ordinary course of business and done so in order to establish and maintain a secondary market.

(1) Each person or entity named below is the beneficial owner of more than ten percent of the class of stock refereed to by title who, without the exemption provisions of Section 16(d), did not file Form 3 within 10 days of obtaining 10 percent or more of any class of this Registrant's equity securities. It should be noted too that this Registrant's registration statement is not effective which, according to Section 16(a)(2), must be the status of the registration statement prior to the filing of Form 3.

Title of Stock	Name of Owner	Number of Shares Owned	Percent of Outstanding Stock Owned	Percent of Registered Stocked Owned
Common Share Class A	FreedomTree Asset Management	16, 200,000 Million	96.4286 percent	90 percent
(2) There are no reportable disclosures to be made pursuant to this item, Title 17 229.405(a)(2). There are no reportable disclosures relating to the number of transactions which involved the purchase of more than 10 percent of this registrant's outstanding. Form 5 is an annual statement of beneficial ownership form was filed on December 31, 2009 and will be filed next year, 2010 on or before the 45th day after October 31.

229.406 (Item 406) Code of ethics.

(a) Spence-Lingo has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller.

(b) The code of ethics polices in place at Spence-Lingo are designed to adhere to Title 17 Item 229.406(b)(1)-229.406(b)(5) which state that ethics guidelines must:

(1) Insure honest and ethical conduct which include the ethical handling of actual or apparent conflicts of interests
(2) Provide for full, fair, accurate, timely, and understandable disclosures in reports and documents that are submitted to the Commission
(3) Comply with applicable governmental laws, rules and regulations
(4) Provide for the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5) Provide for assessment procedures to determine adherence to the code of ethics.

229.407 (Item 407) Corporate Governance.

As required by form 10K, responses of this section are made pursuant to Title 17 229.407(C)(3), (d)(4) and (d)(5)

(c) Nominating Committee:

(1) This registrant does not employ a standing committed for the auditing, nomination or compensation functions related to the Board of Directors. The basis of review for the Board of Directors are, as was previously laid out in Item 10 229.401(a):

  Review of service history
  Prior Sales Performance
  Diversified Roundtable Initiative

  (2) The following information is made regarding this Registrant's director nomination process.

  (i) There are no reportable disclosures concerning a nominating committee and that committee's charter. This Registrant does not employ a nominating committees to oversee the Board of Directors
  (ii) There are no reportable disclosures concerning a nominating committee and that committee's policy regarding its treatment of director candidates who are recommended by security holders. This Registrant does not employ nominating committees.
  (iii) In the absence of a nominating committee, review and and recruitment processes for Board of Director candidates in place at Spence-Lingo are outlined in Items Item 10 229.401(a) and Item 10 229.407(c)(1).
  (iv) There are no reportable disclosures concerning a nominating committee and that committee's recommendations for procedures to be used by security holders in submitting director candidates.
  (vii) There are no reportable disclosures concerning any nominee and that nominee's membership in the following categories: Security Holder, non management director, chief executive, other executive or third party search firm.
  (viii) There are no reportable disclosures regarding the payment of fees to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.
  (ix) There are no reportable disclosures to be made regarding this Registrant receiving a notice of a recommended nominee from a security holder or group of security holders.

  (3) There are no reportable disclosures to be made concerning material changes to the procedures by which security holders may recommend nominees to the registrant's Board of Directors, where those changes were implemented after the initial response was made to Title 17 229.407(c)(2)(iv) in a previous filing.

(d) Audit Committee:

(1) There are no reportable disclosures to be made regarding an audit committee and that committee's charter.
(2) There are no reportable disclosures to be made regarding a listed issuer's appointment of an affiliated or non independent audit committee member. Spence-Lingo is not a listed issue nor does it employ Board of Directors or audit committee.
(3) There are no reportable disclosures to be made regarding
(i)(A) an audit committee's review or discussion of audited financial statements.
(B) an audit committee's discussion with the independent auditors concerning matters required to by discussed by the statement on Auditing Standards No. 61.
(C) an audit committee having received written disclosures from an independent accountant
(D) an audit committee's recommendation to the Board of Directors that the audited financial statements be included in the Company's annual report, this Form 10k.
(ii) There are no reportable disclosures to be made concerning the name of each member of the Company's audit committee. Spence-Lingo does not employ an audit committee.

(4) There are no no reportable disclosures to be made regarding

(i)(A) this registrant being a listed issued,
(B) this Form 10K filing being made for the purposes of taking action with respect the the election of directors
(C) this Registrant being a

(1) a subsidiary of another listed issuer
or (2) replying on any of the exemptions put forth in 240.10A3(c)(4) (c)(7) of Title 17

(ii)(A) this registrant having a separately standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934
(B) There are no reportable disclosures regarding exemption as is set forth in Title 17 240.240A3(c) from the independence requirements for members of the audit committee

(5)Audit committee financial expert. There are no reportable disclosures relating to

(i)(A) a determination by this Registrant's Board of Directors that it has:

(1) at least one audit committee financial expert serving on its audit committee
(2) or does not have an audit committee financial expert service on its audit committee.

(B) or the name of the audit committee financial expert and whether that person is independent.
(C) There are no reportable disclosures regarding the existence or nonexistence of an audit committee financial expert because Spence-Lingo does not currently employ Board of Directors or an audit committee

____________________________________________________________________________________

Item 11. 229.402 (Item 402) Executive Compensation

(l) Smaller reporting companies - Spence-Lingo is a smaller reporting company, and therefore, is required to comply with this item in supplying detailed information requiring executive compensation.

(m) Smaller reporting companies General (1) All compensation covered. Disclosed below is a clear, concise and understandable disclosure of all plan and non plan compensation awarded to, earned by, or paid to the named executive officers designated under paragraph (m)(2)
(2) Persons covered include "named executive officers":

Summary Compensation Table#
Name and principal position	Year	Salary ** ($)	Bonus s*** ($)	Stock awards **** ($)	Option awards ***** ($)	Non equity incentive plan compensation ## ($)	Non qualified deferred compensation earnings ### ($)	All other compensation #### ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
(m)(2)(i) PEO
Jermaine Spence	2009*	81,000	0	0	0	0	0	0	81,000
(m)(2)(ii) MNG
Shonna C. Lingo	2010	72,000	0	0	0	0	0	0	72,000

This Registrant's does not employ any other individuals not including the PEO and PFO who are highly compensated.
*Year is for Fiscal Year November 1, 2008 October 31, 2009 and is made in response to Title 17 229.402(n)(2)(ii)
**Made in response to Title 17 229.402(n)(2)(iiii)
***Made in response to Title 17 229.402(n)(2)(iv)
****Made in response to Title 17 229.402(n)(2)(v)
*****Made in response to Title 17 229.402(n)(2)(vi)
## Made in response to Title 17 229.402(n)(2)(vii)
### Made in response to Title 17 229.402(n)(2)(viii)
#### Made in response to Title 17 229.402(n)(ix)
#(The summary table above is provided pursuant to Title 17 229.407(n)(2)

MNG = Office Manager

(o) Smaller reporting companies Narrative disclosure to summary compensation table:

This discussion is concerning compensation awarded to Mr. Spence and Ms. S. Lingo. The compensation for both named PEO and Manager DOES NOT include stock options. All compensation is paid in cash.

The objectives of the compensation program:

  Expense Allowance provide sufficient recompense for that party's particular duties for the year, including travel, lodging, wardrobe, equipment and meals and entertainment.
  Due Compensation for his/her role and workload, paying s the amount indicated in the Salary column yearly and/or in arrears in consideration of the everyday leadership tasks performed by executives. Individually, compensation beyond base salary arising from sales commissions is paid as earned.
  Tax Savings with the use of Simplified Employee Pension Plan (SEP) accounts help to reduce the corporation's tax load.

There are no reportable disclosures regarding outstanding option or other equity based awards. Compensation paid to executives do not carry modifiable provisions or waivers related to specified performance targets. Representatives' employment arrangement are governed by contract terms which do require specified performance target.

(p) Smaller reporting companies Outstanding equity awards at fiscal year end - Spence-Lingo does not offer equity based awards or options has compensation plans to executives.

(q) Smaller reporting companies Additional narrative disclosures is not required because this Registrant does not offer equity based awards or option compensation plans to its executives.
(r) Smaller reporting companies Compensation of directors This Registrant does not employ directors; therefore disclosure regarding director compensation is superfluous.

Item 229.407(e)(3) "Compensation Committee Interlocks and Insider Participation": This Registrant does not employ a compensation committee. Therefore disclosures relevant to this section are presently not available. Although the chief executive officer of Spence-Lingo determines compensation levels for other executives there are no disclosures available concerning "deliberations" or "planning phases" concerning determining executive pay.

Item 229.407(3)(5) "Compensation Committee Report" This registrant does not employ a compensation committee. However Spence-Lingo maintains a written plan regarding executive compensation in order that the objectives and intents of the Company's compensation package and inherent awards are realized.

____________________________________________________________________________________

Item 12. 229.201(Item 201) Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 229.201(d) This Registrant does not utilize equity compensation plans, and therefore there are no further disclosures necessary for this item.

Item 229.403(a) Security ownership of certain beneficial owners.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Share Class A	FreedomTree Mutual Funds and Asset Management LLC P.O. Box 4421 Atlanta,GA 30302	16,200,000	90 percent of registered and 96.4286 percent of outstanding
Item 229.403(b) Security Ownership of Management. At the the present time, management does not own securities, and therefore further disclosure pursuant to this item is not available.
Item 229.403(c) Changes in control . At the present time there are no pledges or outstanding arrangements by any person of this Registrant made to any party which would, upon execution of said agreement, result in a change in control of the Registrant.

____________________________________________________________________________________

Item 13 Certain Relationships and Related Transactions, and Director Independence

(a) Transactions with related persons There are no reportable transactions occurring since the beginning of this Registrant's last fiscal year, or any currently proposed transaction, in which the Registrant was or is to be a participant where the amount of such transaction exceeded $120,000.

(b) Review, approval or ratification of transactions with related persons (1) At present there are several procedures in place at Spence-Lingo which cover various transactions of many types including transactions pertaining to the brokering of insurance products and in-house transactions involving lending and other fee based services. The requirements for each transaction type is listed below:

(i) Policies covering the sale of company products (All types)
  Written Execution Papers - Insurance products sold to individuals do not require agency principal's approval. The carrier's hard copy application serves as the executing document; all submitted applications must be accompanied by a check and bank draft authorization. Insurance products sold to corporations require that the corporation prepare a resolution to submit along with the initial modal premium.
  Client History Forms - are prepared by the writing agent and compiled through out the sales process to record client/agent conversations, policy changes and service requests.
  Filed Photo Copies - of all submitted polices are stored on campus at company headquarters. At the request of the policy holder and insuring carrier, the file can be retrieved in order to revise beneficiary information, trust agreements, estate plans or a last will affidavit. Should a complaint arise, documents can be readily retrieved.
  Logbook and Ledger Record keeping - Insurance sales are printed by hand into the record book, noting sale amount, name of insured, payor and policy owner. Afterwards the same entries are keyed into the Peachtree Accounting software program.

(ii) The standards to be applied pursuant to the policies bulleted above:

  Records are subject to internal audit procedures where 96 percent of the entries are expected to match the paper application,
  Customer complaints are documented in hard copy print, and each compliant is investigated using client files, client history forms and other company files.

(iv) As required by this numeral, this Registrant is reporting that the policies and procedures governing transactions are made in writing and serve to prevent funds from being mishandled and lost.

(2) There are no reportable disclosures concerning the transactions in excess of $120,000 and control persons occurring since the beginning of the previous fiscal year and before review, approval or ratification procedures were enacted.

(c) Promoters and certain control persons.

(i) No disclosures are necessary regarding the hire of and compensation paid to promoters occurring any time during the past five years.
(ii) There are no reportable disclosures to be made concerning acquired assets received from a promoter.

(d) Smaller reporting companies.

229.404(d)(1) and 229.404(d)(2) Please see preceding responses (a) and (c).There were no transactions which exceeded the lesser of $120,000 or one percent of the average of this company's total assets nor were there payments (including money property, contracts, options or rights of any kind) made to a promoter or any assets offered from a promoter and acquired by this Registrant.

229.404(d)(3) Listed below are the names of all parents of this smaller reporting company, Spence-Lingo & Company, Ltd.

Name of Parent	Basis of Control	Percent Owned
FreedomTree Mutual Funds and Asset Management, LLC	Common Stock Class A	90 percent of Registered

229.407(a) There are no reportable disclosures to be made regarding the identity of each director or that director's independence status or that director's involvement in any transactions not disclose elsewhere in this filing.

____________________________________________________________________________________

Item 14. Principal Accounting Fees and Services

There are no reportable disclosures to be made regarding principal accountants or (1) Audit Fees, (2) Audit related fees. (3) Tax Fees, (4) All Other Fees for transactions occurring and billed in each of the last two fiscal years for professional services. There are no disclosures reportable for this Registrant's audit committee's pre approval policies and procedures for accountant qualification and independence status.

____________________________________________________________________________________

Item 15. Exhibits, Financial Statements Schedules.

(a)(1) All statements listed in response to this item reflect Company financials for Fiscal year ending October 31, 2009 except that quarterly earning statement begins in November 1, 2007

  Balance Sheet
  Statement of Retained Earnings
  Statement of Cash Flows
  Income Statement
  Quarterly Earnings Statement

SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration report be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 31, 2009 By: /s/ Jermaine E. Spence _________________________ Name: Jermaine E. Spence Title: Chief Executive Officer Spence-Lingo & Company, Ltd
Visit www.FreedomTreeFinancial.com !

STATEMENT OF INDEPENDENT ACCOUNTING FIRM

To the Shareholders of Spence-Lingo & Company, Ltd.
Spence-Lingo & Company, Ltd
Atlanta, Georgia

In our assessment of the books and records of this Registrant Spence-Lingo & Company and subsidiaries as of October 31, 2009 and including fiscal year ending October 31, 2008 our findings are that Spence-Lingo & Control presented in a comprehensive and accurate manner all material aspects of the financial standing of this Registrant as is reflected in the incorporated financial statements in this document in entirety elsewhere and listed by reference in Item 15 as: Balance Sheet - Year ended October 2009, Statement of Retained Earnings - Year ended October 2009, Statement of Cash Flow - Year ended October 2009, Income Statement - Year ended October 2009, Quarterly Earnings Statement - Year ended October 2009. Our audit found that these statements did not reflect accurate book keeping for periods before November 1, 2007.

BERKELY PARK ACCOUNTING & LEGAL AID
January 8, 2010
Exhibit Table	Securities Act forms								Exchange Act forms
	S1	S3	S4	S8	S11	F 1	F 3	F 4	10	8 K	10 D	10 Q	10 K
(1) Underwriting agreement
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
(3)(i) Articles of incorporation									X
(ii) Bylaws
(4) Instruments defining the rights of security holders, including indentures
(5) Opinion re legality													X
(6) [Reserved]
(7) Correspondence from an independent accountant regarding non reliance on a previously issued audit report or completed interim review
(8) Opinion re tax matters
(9) Voting trust agreement
(10) Material contracts
(11) Statement re computation of per share earnings													X
(12) Statements re computation of ratios
(13) Annual report to security holders, Form 10 Q or quarterly report to security holders
(14) Code of Ethics
(15) Letter re unaudited interim financial information
(16) Letter re change in certifying accountant
(17) Correspondence on departure of director
(18) Letter re change in accounting principles
(19) Report furnished to security holders
(20) Other documents or statements to security holders
(21) Subsidiaries of the registrant													X
(22) Published report regarding matters submitted to vote of security holders
(23) Consents of experts and counsel
(24) Power of attorney
(25) Statement of eligibility of trustee
(26) Invitation for competitive bids
(27) The FreedomTree Financial Group of Companies Master Plan									X
(28) -(30) Reserved
(31)(i) Rule 13a 14(a)/15d 14(a) Certifications													X
(ii) Rule 13a 14/15d 14 Certifications													X
(32) Section 1350 Certifications													X
(33) Report on assessment of compliance with servicing criteria for asset backed issuers
(34) Attestation report on assessment of compliance with servicing criteria for asset backed securities
(35) Service compliance statement
(36) (98) [Reserved]
(99) Additional exhibits
(100) XBRL Related Documents
(101) Interactive Data File